Form 10-Q
period 2025-09-30
1RT Acquisition Corp.
filed 2025-11-13
CIK 2054272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

(315) 810-1230

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2025, there were 17,250,000 Class A Ordinary Shares, par value $0.0001 per share and 4,312,500 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

1RT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

1RT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$741,229	$—
Prepaid expenses	123,064	8,886
Total Current Assets	864,293	8,886

Long-Term prepaid insurance	65,860	—
Marketable securities held in Trust Account	174,183,318	—
Deferred offering costs	—	134,537
Total Assets	$175,113,471	$143,423

Liabilities, Class A Ordinary Shares subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current Liabilities
Accrued expenses	$204,278	$—
Accrued offering costs	233,010	17,707
Promissory note - related party	—	120,648
Total Current Liabilities	437,288	138,355

Deferred underwriting fee payable	8,212,500	—
Total Liabilities	8,649,788	138,355

Commitments and Contingency (Note 6)
Class A ordinary shares subject to possible redemption, 17,250,000 shares at redemption value of $10.10 and $0.00 per share at September 30, 2025 and December 31, 2024, respectively	174,183,318	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 and 0 Class A ordinary shares subject to possible redemption) at September 30, 2025 and December 31, 2024, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(7,720,066)	(19,932)
Total Shareholders’ (Deficit) Equity	(7,719,635)	5,068
Total Liabilities and Shareholders’ (Deficit) Equity	$175,113,471	$143,423

The accompanying notes are an integral part of the unaudited condensed financial statements.

1RT ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
General and administrative costs	$285,197	$357,464
Loss from operations	(285,197)	(357,464)

Other income:
Interest earned on marketable securities held in Trust Account	1,683,318	1,683,318
Total other income, net	1,683,318	1,683,318

Net income	$1,398,121	$1,325,854

Weighted average shares outstanding, Class A redeemable ordinary shares	16,870,879	5,644,301

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.07	$0.14

Weighted average shares outstanding, Class B ordinary shares (1)	4,300,137	3,934,053

Basic net income per share, Class B ordinary shares	$0.07	$0.14

Weighted average shares outstanding, Class B ordinary shares (1)	4,312,500	3,938,189

Diluted net income per share, Class B ordinary shares	$0.07	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

1RT ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2025	—	$—	4,312,500	$431	$24,569	$(19,932)	$5,068

Net loss	—	—	—	—	—	(31,000)	(31,000)

Balance – March 31, 2025 (unaudited)	—	—	4,312,500	431	24,569	(50,932)	(25,932)

Net loss	—	—	—	—	—	(41,267)	(41,267)

Balance – June 30, 2025 (unaudited)	—	—	4,312,500	431	24,569	(92,199)	(67,199)

Sale of 2,250,000 Private Placement Warrants	—	—	—	—	4,500,000	—	4,500,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,854,375	—	1,854,375

Allocated value of transaction costs to Class A shares	—	—	—	—	(144,040)	—	(144,040)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,234,904)	(9,025,988)	(15,260,892)

Net income	—	—	—	—	—	1,398,121	1,398,121

Balance – September 30, 2025 (unaudited)	—	$—	4,312,500	$431	$—	$(7,720,066)	$(7,719,635)

The accompanying notes are an integral part of the unaudited condensed financial statements.

1RT ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,325,854
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	49,067
Interest earned on marketable securities held in Trust Account	(1,683,318)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(123,064)
Accrued expenses	204,278
Long-term prepaid insurance	(65,860)
Net cash used in operating activities	(293,043)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,500,000
Proceeds from sale of Private Placements Warrants	4,500,000
Repayment of promissory note - related party	(242,532)
Payment of offering costs	(223,196)
Net cash provided by financing activities	173,534,272

Net Change in Cash	741,229
Cash – Beginning of period	—
Cash – End of period	$741,229

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$233,010
Deferred offering costs paid through promissory note – related party	$72,817
Deferred offering costs applied to prepaid services contributed by Sponsor	$8,886
Deferred underwriting fee payable	$8,212,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

As of September 30, 2025, the Company has not commenced any operations. All activity for the period from December 13, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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
SEPTEMBER 30, 2025
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

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had cash of $741,229 held outside of the Trust Account and working capital of $427,005. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 1, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 10, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had $741,229 and $0 in cash and cash equivalents, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2025, the assets held in the Trust Account were in money market funds.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption will be charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants will be charged to shareholders’ deficit as Public Warrants (as defined below) and Private Placement Warrants, and, after management’s evaluation, offering costs will be accounted for under equity treatment. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to its short-term nature.

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to public warrants	(1,854,375)
Public shares issuance costs	(11,723,199)
Plus:
Remeasurement of carrying value to redemption value	13,577,574
Class A Ordinary shares subject to possible redemption, July 3, 2025	172,500,000
Plus:
Remeasurement of carrying value to redemption value	1,683,318
Class A Ordinary shares subject to possible redemption, September 30, 2025	$174,183,318

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the nine months ended September 30, 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$1,114,143	$283,978	$781,295	$544,559

Denominator:
Basic weighted average Ordinary Shares outstanding	16,870,879	4,300,137	5,644,301	3,934,053
Basic net income per Ordinary Share	$0.07	$0.07	$0.14	$0.14

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$1,113,493	$284,628	$780,958	$544,896

Denominator:
Diluted weighted average Ordinary Shares outstanding	16,870,879	4,312,500	5,644,301	3,938,189
Diluted net income per Ordinary Share	$0.07	$0.07	$0.14	$0.14

Recent Accounting Standards

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

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

Public Warrants — As of September 30, 2025, there are 4,312,500 Public Warrants outstanding. At December 31, 2024, there are no Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor Fitzgerald & Co. purchased an aggregate of 2,250,000 Private Placement Warrants at a price of $2.00 per warrant, or $4,500,000 in the aggregate, in a private placement. Of those 2,250,000 Private Placement Warrants, the Sponsor purchased 1,500,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 750,000 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

On July 1, 2025, the Sponsor granted membership interests equivalent to an aggregate of 75,000 founder shares to directors of the Company in exchange for the payment of $144.93 by each director and for their services through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests are no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the founder shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 founder shares represented by such membership interests assigned to the holders of such interests on July 1, 2025 was $193,500 or $2.58 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of July 3, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of September 1, 2025, as amended, or the closing of the Initial Public Offering. The loan was repaid out of the offering allocated to the payment of offering expenses. As of September 30, 2025, the Company repaid the total outstanding balance of the loan amounting to $242,532. The borrowings under the Note are no longer available.

Due from Sponsor

On July 3, 2025, the Company paid $24,350 in excess of the outstanding borrowings under the Note. On July 9, 2025, the Sponsor returned $24,350 to the Company. As of September 30, 2025 and December 31, 2024, there was $0 and $62,118, respectively, outstanding which is currently due on demand.

Administrative Services Agreement

The Company entered into an agreement with the affiliate of the Sponsor, commencing on July 3, 2025, the effective date of the Initial Public Offering, to pay an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. For the three months ended September 30, 2025, the Company incurred $37,500 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCY

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

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2025, there were no shares of Class A ordinary shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption presented in temporary equity. At December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On December 31, 2024, the Company issued 4,312,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.006 per share. The founder shares include an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On July 3, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 founder shares are no longer subject to forfeiture. As of September 30, 2025 and December 31, 2024, there were 4,312,500 Class B ordinary shares issued and outstanding.

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

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of a majority of the shareholders who, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the shareholders who, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the shareholders who, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the Company.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the Public Warrants issued in the Initial Public Offering is $1,854,375, or $0.43 per Public Warrant. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants issued in the Initial Public Offering:

July 3, 2025
Traded unit price	$10.34
Expected term to De-SPAC	2 years
Warrant term	7 years
Probability of De-SPAC and market adjustment	30.0%
Risk-free rate (continuous)	4.02%

At September 30, 2025, assets held in the Trust Account were comprised of $174,183,318 in money market funds which are invested primarily in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,183,318

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 9. SEGMENT INFORMATION

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

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2025	December 31, 2024
Cash	$741,229	$—
Marketable Securities held in Trust Account	$174,183,318	$—

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
General and administrative costs	$285,197	$357,464
Interest earned on marketable securities held in Trust Account	$1,683,318	$1,683,318

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

General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheets date through September 30, 2025, the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 13, 2024 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $1,398,121, which consists of interest income on marketable securities held in the Trust Account of $1,683,318, offset by operating costs of $285,197.

For the nine months ended September 30, 2025, we had a net income of $1,325,854, which consists of interest income on marketable securities held in the Trust Account of $1,683,318, offset by operating costs of $357,464.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

On July 3, 2025, we consummated the Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 2,250,000 Private Placement Warrants, at a price of $2.00 per warrant, or $4,500,000 in the aggregate. Of those 2,250,000 Private Placement Warrants, the Sponsor purchased 1,500,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 750,000 Private Placement Warrants.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $172,500,000 was placed in the Trust Account. We incurred $11,867,239 in Initial Public Offering related costs, consisting of $3,000,000 of cash underwriting fees, $8,212,500 of deferred underwriting fees, and $654,739 of other offering costs.

For the nine months ended September 30, 2025, cash used in operating activities was $293,043. Net income of $1,325,854 was affected by payment of operation costs through promissory note of $49,067 and interest earned on marketable securities held in the Trust Account of $1,683,318. Changes in operating assets and liabilities used $15,354 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $174,183,318 (including approximately $1,683,318 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $741,229. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the affiliate of the Sponsor, to pay an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. We began incurring these fees on July 3, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On July 3, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 2,250,000 Units at a price of $10.00 per Unit.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 3, 2025, we consummated the Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Cantor Fitzgerald & Co., acted as sole book-running manager and Roberts & Ryan acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-287941). The Securities and Exchange Commission declared the registration statements effective on July 1, 2025.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 2,250,000 Private Placement Warrants (the “Private Placement Warrants”) in a private placement to the Sponsor and Cantor Fitzgerald & Co., at a price of $2.00 per warrant, or $4,500,000 in the aggregate. Of those 2,250,000 Private Placement Warrants, the Sponsor purchased 1,500,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 750,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $172,500,000 was placed in the Trust Account.

We paid a total of $11,867,239, consisting of $3,000,000 of cash underwriting fees, $8,212,500 of deferred underwriting fees, and $654,739 of other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2025).
4.1	Warrant Agreement, dated July 1, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2025).
10.1	Investment Management Trust Agreement, July 1, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2025).
10.2	Registration Rights Agreement, dated July 1, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2025).
10.3	Sponsor Private Placement Warrants Purchase Agreement, dated July 1, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2025).
10.4	Cantor Private Placement Warrants Purchase Agreement, dated July 1, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2025).
10.5	Letter Agreement, dated July 1, 2025, by and among the Company, its officers, directors, and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2025).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 11, 2025).
10.7	Form of Director Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 11, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1RT ACQUISITION CORP.

Date: November 13, 2025	By:	/s/ Dan Tapiero
	Name:	Dan Tapiero
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 13, 2025	By:	/s/ Joe Majocha
	Name:	Joe Majocha
	Title:	Chief Financial Officer
(principal financial and accounting officer)