Form 10-Q
period 2026-06-30
1RT Acquisition Corp.
filed 2026-08-13
CIK 2054272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 17,250,000 Class A Ordinary Shares, par value $0.0001 per share and 4,312,500 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

1RT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

 i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

1RT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$36,203	$383,075
Prepaid expenses	128,094	92,769
Total Current Assets	164,297	475,844

Long-term prepaid insurance	1,664	44,461
Marketable securities held in Trust Account	178,980,315	175,863,626
Total Assets	$179,146,276	$176,383,931

Liabilities, Class A Ordinary Shares subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$31,521	$65,244
Accrued offering costs	75,000	79,257
Total Current liabilities	106,521	144,501

Deferred underwriting fee payable	8,212,500	8,212,500
Total Liabilities	8,319,021	8,357,001

Commitments and Contingency (Note 6)
Class A ordinary shares subject to possible redemption, 17,250,000 shares issued and outstanding at redemption value of $10.38 and $10.20 per share as of June 30, 2026 and December 31, 2025, respectively	178,980,315	175,863,626

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 Class A ordinary shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025	431	431
Additional paid-in capital	—	—
Accumulated deficit	(8,153,491)	(7,837,127)
Total Shareholders’ Deficit	(8,153,060)	(7,836,696)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$179,146,276	$176,383,931

The accompanying notes are an integral part of these unaudited condensed financial statements.

1RT ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,			For The Six Months Ended June 30,
	2026	2025		2026	2025
General and administrative costs	$145,266		$41,267	$320,762		$72,267
Net loss	(145,266)		(41,267)	(320,762)		(72,267)

Other income:
Interest earned on cash held in operating bank account	1,412		―	4,398		―
Interest earned on marketable securities held in Trust Account	1,570,331		―	3,116,689		―
Total other income	1,571,743		―	3,121,087		―

Net income (loss)	$1,426,477		$(41,267)	$2,800,325		$(72,267)

Basic and diluted Weighted average shares outstanding of Class A ordinary shares	17,250,000		―	17,250,000		―

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$	―	$0.13	$	―

Basic and diluted weighted average Class B ordinary shares outstanding	4,312,500		3,750,000	4,312,500		3,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07		$(0.01)	$0.13		$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1RT ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	4,312,500	$431	$—	$(7,837,127)	$(7,836,696)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,546,358)	(1,546,358)
Net income	—	—	—	—	—	1,373,848	1,373,848
Balance – March 31, 2026	—	—	4,312,500	431	—	(8,009,637)	(8,009,206)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,570,331)	(1,570,331)
Net income	—	—	—	—	—	1,426,477	1,426,477
Balance – June 30, 2026	—	$—	4,312,500	$431	$—	$(8,153,491)	$(8,153,060)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2025	—	$—	4,312,500	$431	$24,569	$(19,932)	$5,068

Net loss	—	—	—	—	—	(31,000)	(31,000)

Balance – March 31, 2025	—	—	4,312,500	431	24,569	(50,932)	(25,932)

Net loss	—	—	—	—	—	(41,267)	(41,267)

Balance – June 30, 2025	—	$—	4,312,500	$431	$24,569	$(92,199)	$(67,199)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1RT ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,800,325	$(72,267)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Payment of expenses through promissory note – related party	—	49,067
Interest earned on marketable securities held in Trust Account	(3,116,689)	—
Changes in operating assets and liabilities:
Prepaid expenses	(35,325)	—
Long-term prepaid insurance	42,797	—
Accrued expenses	(33,723)	23,200
Net cash used in operating activities	(342,615)	—

Cash Flows from Financing Activities:
Payment of offering costs	(4,257)	—
Net cash used in financing activities	(4,257)	—

Net change in cash	(346,872)	—
Cash – Beginning of the period	383,075	—
Cash – End of the period	$36,203	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$289,588
Deferred offering costs paid through promissory note – related party	$—	$72,817
Deferred offering costs applied to prepaid expense contributed by Sponsor	$—	$8,886

The accompanying notes are an integral part of these unaudited condensed financial statements.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from December 13, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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
JUNE 30, 2026
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
JUNE 30, 2026
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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $36,203 held outside of the Trust Account and working capital surplus of $57,776. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included elsewhere in this Quarterly Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, management has determined that if we are unable to complete an initial Business Combination within the Completion Window, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 3, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of this filing, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, July 3, 2027, there will be mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $36,203 and $383,075 in cash, respectively, which is held in an interest-bearing account. The Company does not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2026 and December 31, 2025, the marketable securities held in the Trust Account were in U.S. Treasury Securities Money Market Funds.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to public warrants	(1,854,375)
Public shares issuance costs	(11,723,199)
Plus:
Remeasurement of carrying value to redemption value	16,941,200
Class A Ordinary shares subject to possible redemption, December 31, 2025	175,863,626
Plus:
Remeasurement of carrying value to redemption value	1,546,358
Class A Ordinary shares subject to possible redemption, March 31, 2026	177,409,984
Plus:
Remeasurement of carrying value to redemption value	1,570,331
Class A Ordinary shares subject to possible redemption, June 30, 2026	$178,980,315

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

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

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

The calculation of diluted income (loss) per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and six months ended June 30, 2026 and 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss), as adjusted	$1,141,182	$285,295	$—	$(41,267)	$2,240,260	$560,065	$—	$(72,267)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	17,250,000	4,312,500	—	3,750,000	17,250,000	4,312,500	—	3,750,000
Basic and diluted net income (loss) per Ordinary Share	$0.07	$0.07	$—	$(0.01)	$0.13	$0.13	$—	$(0.02)

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Recent Accounting Standards

Management does not believe that there are any recent accounting pronouncements issued, but not effective, accounting standards, if currently adopted, that would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 3, 2025, the Company sold 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units at a purchase price of $10.00 per Unit. Each Unit has a price of $10.00 and consists of one Class A ordinary share and one-quarter of one redeemable warrant (“Public Warrant”). Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 31, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.006 per share, to cover certain of the Company’s expenses, for which the Company issued 4,312,500 founder shares to the Sponsor. Up to 562,500 of the founder shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. On July 3, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 founder shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement with the affiliate of the Sponsor, commencing on July 2, 2025, the date on which the Company’s securities began trading on Nasdaq, to pay an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. For the three and six months ended June 30, 2026, the Company paid $37,500 and $75,000 in fees for these services, respectively. For the three and six months ended June 30, 2025, no fees were incurred for these services.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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
JUNE 30, 2026
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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no shares of Class A ordinary shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption presented in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On December 31, 2024, the Company issued 4,312,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.006 per share. The founder shares included an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On July 3, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 founder shares are no longer subject to forfeiture. As of June 30, 2026 and December 31, 2025, there were 4,312,500 Class B ordinary shares issued and outstanding.

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
JUNE 30, 2026
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

Public Warrants — As of June 30, 2026 and December 31, 2025, there were 4,312,500 Public Warrants outstanding.

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

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
JUNE 30, 2026
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

The fair value of the Public Warrants issued in the Initial Public Offering was $1,854,375, or $0.43 per Public Warrant. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Cash held in interest-bearing operating bank account	1	$36,203	$383,075
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$178,980,315	$175,863,626

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
JUNE 30, 2026
(UNAUDITED)

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment profit or loss is net income or loss as presented on the unaudited condensed statements of operations. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$36,203	$383,075
Marketable Securities held in Trust Account	$178,980,315	$175,863,626

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$145,266	$41,267	$320,762	$72,267

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 13, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,426,477, which consists of interest income on marketable securities held in the Trust Account of $1,570,331 and interest earned on cash held in Operating Bank Account of $1,412, partially offset by general and administrative costs of $145,266.

For the six months ended June 30, 2026, we had a net income of $2,800,325, which consists of interest income on marketable securities held in the Trust Account of $3,116,689 and interest earned on cash held in Operating Bank Account of $4,398, partially offset by general and administrative costs of $320,762.

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

For the six months ended June 30, 2026, net cash used in operating activities was $342,615. Net income of $2,800,325 was impacted by the interest earned on marketable securities held in the Trust Account of $3,116,689. Changes in operating assets and liabilities used $26,251 of cash from operating activities.

For the six months ended June 30, 2025, net cash used in operating activities was $0. Net loss of $72,267 was impacted by the payment of expenses through promissory note – related party of $49,067. Changes in operating assets and liabilities provided $23,200 of cash from operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $178,980,315 (including approximately $6,480,315 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $36,203 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included elsewhere in this Quarterly Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 3, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

Commencing on July 2, 2025, and until completion of our initial Business Combination or liquidation, we reimburse an affiliate of our Sponsor $12,500 per month for certain office space, utilities and secretarial and administrative services as may be reasonably required by our Company pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, the Company paid $37,500 and $75,000, in fees for these services. For the three and six months ended June 30, 2025, no fees were incurred for these services.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the quarter ended June 30, 2026.

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

1RT ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Dan Tapiero
	Name:	Dan Tapiero
	Title:	Chief Executive Officer
(principal executive officer)

Date: August 13, 2026	By:	/s/ Joe Majocha
	Name:	Joe Majocha
	Title:	Chief Financial Officer
(principal financial and accounting officer)