Form 10-Q
period 2026-09-30
1RT Acquisition Corp.
filed 2026-11-13
CIK 2054272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, there were 17,250,000 Class A Ordinary Shares, par value $0.0001 per share and 4,312,500 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

1RT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

1RT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$78,506	$383,075
Prepaid expenses	87,110	92,769
Total Current Assets	165,616	475,844

Long-term prepaid insurance	—	44,461
Marketable securities held in Trust Account	180,615,726	175,863,626
Total Assets	$180,781,342	$176,383,931

Liabilities, Class A Ordinary Shares subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$86,660	$65,244
Accrued offering costs	—	79,257
Convertible working capital loan – related party	169,000	—
Total Current Liabilities	255,660	144,501

Deferred underwriting fee payable	8,212,500	8,212,500
Total Liabilities	8,468,160	8,357,001

Commitments and Contingency (Note 6)
Class A ordinary shares subject to possible redemption, 17,250,000 shares issued and outstanding at redemption value of $10.47 and $10.20 per share as of September 30, 2026 and December 31, 2025, respectively	180,615,726	175,863,626

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 Class A ordinary shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2026 and December 31, 2025	431	431
Additional paid-in capital	—	—
Accumulated deficit	(8,302,975)	(7,837,127)
Total Shareholders’ Deficit	(8,302,544)	(7,836,696)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$180,781,342	$176,383,931

The accompanying notes are an integral part of these unaudited condensed financial statements.

1RT ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$149,766	$290,805	$470,528	$363,072
Loss from operations	(149,766)	(290,805)	(470,528)	(363,072)

Other income:
Interest earned on cash held in operating bank account	282	5,608	4,680	5,608
Interest earned on marketable securities held in Trust Account	1,635,411	1,683,318	4,752,100	1,683,318
Total other income	1,635,693	1,688,926	4,756,780	1,688,926

Net income	$1,485,927	$1,398,121	$4,286,252	$1,325,854

Basic and diluted weighted average shares outstanding of Class A ordinary shares	17,250,000	16,870,879	17,250,000	5,644,301

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$0.07	$0.20	$0.14

Basic weighted average Class B ordinary shares outstanding (1)	4,312,500	4,300,137	4,312,500	3,934,053

Diluted weighted average Class B ordinary shares outstanding (1)	4,312,500	4,312,500	4,312,500	3,938,189

Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.07	$0.20	$0.14

1)	For the three and nine months ended September 30, 2025, basic weighted average Class B ordinary shares outstanding exclude an aggregate of 562,500 Class B ordinary shares for the portion of each period prior to July 3, 2025, during which such shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. Diluted weighted average Class B ordinary shares outstanding include such shares from July 1, 2025, the beginning of the interim period in which the forfeiture contingency lapsed. On July 3, 2025, the underwriters exercised the over-allotment option in full and such shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

1RT ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	4,312,500	$431	$—	$(7,837,127)	$(7,836,696)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,546,358)	(1,546,358)
Net income	—	—	—	—	—	1,373,848	1,373,848
Balance – March 31, 2026	—	—	4,312,500	431	—	(8,009,637)	(8,009,206)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,570,331)	(1,570,331)
Net income	—	—	—	—	—	1,426,477	1,426,477
Balance – June 30, 2026	—	—	4,312,500	431	—	(8,153,491)	(8,153,060)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,635,411)	(1,635,411)
Net income	—	—	—	—	—	1,485,927	1,485,927
Balance – September 30, 2026	—	$—	4,312,500	$431	$—	$(8,302,975)	$(8,302,544)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1RT ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2025	—	$—	4,312,500	$431	$24,569	$(19,932)	$5,068

Net loss	—	—	—	—	—	(31,000)	(31,000)

Balance – March 31, 2025	—	—	4,312,500	431	24,569	(50,932)	(25,932)

Net loss	—	—	—	—	—	(41,267)	(41,267)

Balance – June 30, 2025	—	—	4,312,500	431	24,569	(92,199)	(67,199)

Sale of 2,250,000 Private Placement Warrants	—	—	—	—	4,500,000	—	4,500,000
Proceeds allocated to Public Warrants	—	—	—	—	1,854,375	—	1,854,375
Offering costs allocated to warrants	—	—	—	—	(144,040)	—	(144,040)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,234,904)	(9,025,988)	(15,260,892)
Net income	—	—	—	—	—	1,398,121	1,398,121

Balance – September 30, 2025	—	$—	4,312,500	$431	$—	$(7,720,066)	$(7,719,635)

(1)	Included up to 562,500 Class B ordinary shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On July 3, 2025, the underwriters exercised the over-allotment option in full; accordingly, such shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

1RT ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$4,286,252	$1,325,854
Adjustment to reconcile net income to net cash used in operating activities:
Payment of expenses through promissory note – related party	—	49,067
Interest earned on marketable securities held in Trust Account	(4,752,100)	(1,683,318)
Changes in operating assets and liabilities:
Prepaid expenses	5,659	(123,064)
Long-term prepaid insurance	44,461	(65,860)
Accounts payable and accrued expenses	21,416	204,278
Net cash used in operating activities	(394,312)	(293,043)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,500,000
Proceeds from sale of Private Placement Warrants	—	4,500,000
Proceeds from convertible working capital loan – related party	169,000	—
Repayment of promissory note – related party	—	(242,532)
Payment of offering costs	(79,257)	(223,196)
Net cash provided by financing activities	89,743	173,534,272

Net change in cash	(304,569)	741,229
Cash – Beginning of the period	383,075	—
Cash – End of the period	$78,506	$741,229

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$233,010
Deferred offering costs paid through promissory note – related party	$—	$72,817
Deferred offering costs applied to prepaid expense contributed by Sponsor	$—	$8,886
Deferred underwriting fee payable	$—	$8,212,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from December 13, 2024 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 1, 2025. On July 3, 2025, the Company consummated its initial public offering (the “Initial Public Offering”) of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Each Unit consists of one Class A ordinary share and one-quarter of one redeemable warrant (each whole warrant, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding public shares, subject to certain limitations.

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
SEPTEMBER 30, 2026
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

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had cash of $78,506 held outside of the Trust Account and working capital deficit of $90,044. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that these unaudited condensed financial statements are issued, as the Company expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, if the Company is unable to complete an initial Business Combination by the end of the Completion Window, July 3, 2027, the Company will cease all operations except for the purpose of liquidating, and there will be a mandatory liquidation and subsequent dissolution of the Company. The Company’s liquidity condition and mandatory liquidation within one year of the date these unaudited condensed financial statements are issued raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty by consummating an initial Business Combination prior to the end of the Completion Window and, as needed, by funding working capital through Working Capital Loans from the Sponsor, its affiliates, or the Company’s officers and directors, who may, but are not obligated to, loan the Company funds (see Note 5). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. There can be no assurance that new financing will be available to the Company on commercially acceptable terms, if at all, or that the Company will be able to consummate an initial Business Combination by the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 3, 2027.

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

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Interest earned on cash held in the operating bank account of $5,608 for each of the three and nine months ended September 30, 2025, which was previously presented as a reduction of general and administrative costs, is now presented as a separate line item within other income in the unaudited condensed statements of operations. The reclassification increased general and administrative costs and total other income by $5,608 for each such period and had no effect on previously reported net income, basic and diluted net income per ordinary share, or cash flows.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had $78,506 and $383,075 in cash, respectively, which is held in an interest-bearing account. The Company does not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2026 and December 31, 2025, the marketable securities held in the Trust Account were in U.S. Treasury Securities Money Market Funds.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants, and, after management’s evaluation, offering costs were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(1,854,375)
Public Shares issuance costs	(11,723,199)
Plus:
Remeasurement of carrying value to redemption value	16,941,200
Class A ordinary shares subject to possible redemption, December 31, 2025	175,863,626
Plus:
Remeasurement of carrying value to redemption value	1,546,358
Class A ordinary shares subject to possible redemption, March 31, 2026	177,409,984
Plus:
Remeasurement of carrying value to redemption value	1,570,331
Class A ordinary shares subject to possible redemption, June 30, 2026	178,980,315
Plus:
Remeasurement of carrying value to redemption value	1,635,411
Class A ordinary shares subject to possible redemption, September 30, 2026	$180,615,726

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), under which equity-classified awards are measured at their fair value on the grant or assignment date. Compensation cost for awards subject to a performance condition is recognized only when achievement of the performance condition is considered probable. The membership interests in the Sponsor representing founder shares assigned to the Company’s directors (see Note 5) are subject to a performance condition (providing services through the consummation of an initial Business Combination), which is not considered probable until a Business Combination is consummated. Accordingly, compensation cost will be recognized on the date an initial Business Combination is consummated, in an amount equal to the number of membership interests that ultimately vest multiplied by the assignment-date fair value per share, less the amount initially received for the membership interests. No share-based compensation expense has been recognized for the three and nine months ended September 30, 2026 and 2025.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income (loss) per Ordinary Share as the redemption value approximates fair value. Class B ordinary shares subject to forfeiture are excluded from weighted average ordinary shares outstanding until the forfeiture contingency lapses. Accordingly, the weighted average Class B ordinary shares outstanding for the three and nine months ended September 30, 2025 exclude 562,500 Class B ordinary shares for the portion of each period prior to July 3, 2025, the date on which the underwriters exercised their over-allotment option in full. For purposes of diluted net income per ordinary share, such shares are included from the beginning of the interim period in which the forfeiture contingency lapsed (July 1, 2025).

The calculation of diluted income (loss) per Ordinary Share does not consider the effect of the Warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) the private placement, since the average price of the Ordinary Shares for the three and nine months ended September 30, 2026 and 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$1,188,742	$297,185	$1,114,143	$283,978	$3,429,002	$857,250	$781,295	$544,559
Denominator:
Basic weighted average Ordinary Shares outstanding	17,250,000	4,312,500	16,870,879	4,300,137	17,250,000	4,312,500	5,644,301	3,934,053
Basic net income per Ordinary Share	$0.07	$0.07	$0.07	$0.07	$0.20	$0.20	$0.14	$0.14
Diluted net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$1,188,742	$297,185	$1,113,492	$284,629	$3,429,002	$857,250	$780,958	$544,896
Denominator:
Diluted weighted average Ordinary Shares outstanding	17,250,000	4,312,500	16,870,879	4,312,500	17,250,000	4,312,500	5,644,301	3,938,189
Diluted net income per Ordinary Share	$0.07	$0.07	$0.07	$0.07	$0.20	$0.20	$0.14	$0.14

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Convertible Working Capital Loan – Related Party

The Company accounts for its convertible Working Capital Loan (as defined in Note 5) in accordance with FASB ASC 470-20, “Debt with Conversion and Other Options.” The Company evaluated the lender’s option to convert the loan into warrants under FASB ASC 815-15, “Embedded Derivatives,” and determined that the conversion feature does not require bifurcation as an embedded derivative because the warrants issuable upon conversion would be equity-classified and are not readily convertible to cash. The loan was issued solely for cash, is non-interest bearing, and is recorded at its face amount, with no interest imputed and no amount allocated to the conversion feature. The Company has not elected the fair value option for the loan. Upon conversion, the carrying amount of the loan would be reclassified to additional paid-in capital, with no gain or loss recognized.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses included in the expense captions presented on the face of the income statement. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the applicability of the interim reporting guidance and the form and content of interim financial statements and notes, and establishes a principle requiring disclosure of events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, and for all other entities for interim reporting periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 3, 2025, the Company sold 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units at a purchase price of $10.00 per Unit. Each Unit has a price of $10.00 and consists of one Class A ordinary share and one-quarter of one Public Warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2026
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

On July 1, 2025, the Sponsor granted membership interests equivalent to an aggregate of 75,000 founder shares to directors of the Company in exchange for the payment of $144.93 by each director and for their services through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests are no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the founder shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 founder shares represented by such membership interests assigned to the holders of such interests on July 1, 2025 was $193,500 or $2.58 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2026, the Company determined that the initial Business Combination was not considered probable and, therefore, no compensation expense has been recognized.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of September 1, 2025, as amended, or the closing of the Initial Public Offering. The loan was repaid out of the offering proceeds allocated to the payment of offering expenses. As of December 31, 2025, the Company repaid the total outstanding balance of the loan amounting to $242,532. The borrowings under the loan are no longer available.

Administrative Services Agreement

The Company entered into an agreement with the affiliate of the Sponsor, commencing on July 2, 2025, the date on which the Company’s securities began trading on Nasdaq, to pay an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred $37,500 and $112,500 in fees for these services, respectively. For the three and nine months ended September 30, 2025, the Company incurred $37,500 in fees for these services.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2025, no such Working Capital Loans were outstanding.

On August 26, 2026, the Company’s board of directors, upon the recommendation of its audit committee, authorized the Company to borrow from the Sponsor, its affiliates, or officers and directors of the Company, from time to time, an aggregate principal amount of up to $800,000 under one or more Working Capital Loans. Each such Working Capital Loan is non-interest bearing and unsecured, and is repayable upon the earlier of the completion of the initial Business Combination or the liquidation of the Company. No proceeds held in the Trust Account may be used to repay the Working Capital Loans unless released upon completion of the initial Business Combination. At the option of the lender, any such Working Capital Loan may be converted into warrants at a price of $2.00 per warrant, subject to an aggregate conversion cap of $1,500,000 across all Working Capital Loans (or up to 750,000 warrants), and such warrants would be identical to the Private Placement Warrants. Borrowings in excess of $800,000 require additional authorization from the board of directors. On September 2, 2026, the Company borrowed $169,000 under a Working Capital Loan from the Sponsor. As of September 30, 2026, $169,000 was outstanding under the Working Capital Loan, which is presented as convertible working capital loan – related party on the condensed balance sheets, and $631,000 remained available under the authorization.

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

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no shares of Class A ordinary shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption presented in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On December 31, 2024, the Company issued 4,312,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.006 per share. The founder shares included an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On July 3, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 founder shares are no longer subject to forfeiture. As of September 30, 2026 and December 31, 2025, there were 4,312,500 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

Public Warrants — As of September 30, 2026 and December 31, 2025, there were 4,312,500 Public Warrants outstanding.

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

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that so long as they are held by the Sponsor, Cantor Fitzgerald & Co., or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of an initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$180,615,726	$175,863,626

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

1RT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment profit or loss is net income or loss as presented on the unaudited condensed statements of operations. The measure of segment assets is presented as total assets on the unaudited condensed balance sheets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$78,506	$383,075
Marketable Securities held in Trust Account	$180,615,726	$175,863,626

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$149,766	$290,805	$470,528	$363,072

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations are intended to identify forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that we may be unable to complete an initial Business Combination. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Interim Financial Statements.”

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 13, 2024 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,485,927, which consists of interest income on marketable securities held in the Trust Account of $1,635,411 and interest earned on cash held in the operating bank account of $282, partially offset by general and administrative costs of $149,766.

For the nine months ended September 30, 2026, we had net income of $4,286,252, which consists of interest income on marketable securities held in the Trust Account of $4,752,100 and interest earned on cash held in the operating bank account of $4,680, partially offset by general and administrative costs of $470,528.

For the three months ended September 30, 2025, we had net income of $1,398,121, which consists of interest income on marketable securities held in the Trust Account of $1,683,318 and interest earned on cash held in the operating bank account of $5,608, partially offset by general and administrative costs of $290,805.

For the nine months ended September 30, 2025, we had net income of $1,325,854, which consists of interest income on marketable securities held in the Trust Account of $1,683,318 and interest earned on cash held in the operating bank account of $5,608, partially offset by general and administrative costs of $363,072.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $172,500,000 was placed in the Trust Account. We incurred $11,867,239 in Initial Public Offering related costs, consisting of $3,000,000 of cash underwriting fees, $8,212,500 of deferred underwriting fees, and $654,739 of other offering costs.

For the nine months ended September 30, 2026, net cash used in operating activities was $394,312. Net income of $4,286,252 was impacted by the interest earned on marketable securities held in the Trust Account of $4,752,100. Changes in operating assets and liabilities provided $71,536 of cash from operating activities.

For the nine months ended September 30, 2025, net cash used in operating activities was $293,043. Net income of $1,325,854 was impacted by the interest earned on marketable securities held in the Trust Account of $1,683,318 and the payment of expenses through promissory note – related party of $49,067. Changes in operating assets and liabilities provided $15,354 of cash from operating activities.

For the nine months ended September 30, 2026, net cash provided by financing activities was $89,743, consisting of $169,000 of proceeds from the convertible working capital loan – related party, partially offset by the payment of offering costs of $79,257.

As of September 30, 2026, we had marketable securities held in the Trust Account of $180,615,726 (including approximately $8,115,726 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $78,506 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $2.00 per warrant at the option of the lender. In August 2026, our board of directors authorized Working Capital Loans in an aggregate principal amount of up to $800,000. On September 2, 2026, we borrowed $169,000 from our Sponsor under a Working Capital Loan, all of which was outstanding as of September 30, 2026.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included elsewhere in this Quarterly Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, management has determined that if we are unable to complete an initial Business Combination within the Completion Window (as defined in Note 1 to the unaudited condensed financial statements), then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 3, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

Commencing on July 2, 2025, and until completion of our initial Business Combination or liquidation, we reimburse an affiliate of our Sponsor $12,500 per month for certain office space, utilities and secretarial and administrative services as may be reasonably required by our Company pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, the Company incurred $37,500 and $112,500 in fees for these services, respectively. For the three and nine months ended September 30, 2025, the Company incurred $37,500 in fees for these services.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Recent Accounting Standards

Other than as described in Note 2 to the unaudited condensed financial statements included in this Quarterly Report, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the quarter ended September 30, 2026.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2025.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1RT ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Dan Tapiero
	Name:	Dan Tapiero
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 13, 2026	By:	/s/ Joe Majocha
	Name:	Joe Majocha
	Title:	Chief Financial Officer
(principal financial and accounting officer)